Form 10QSB
period 1996-06-30
ENCO FLORIDA FUND LTD
filed 1996-11-27
CIK 753551

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10QSB

                    ---------------------------------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934 [NO FEE REQUIRED]

                      For the Quarter Ended June 30, 1996

                         Commission file number 2-93352

                            ENCO FLORIDA FUND, LTD.
             (Exact name of registrant as specified in its charter)

             Florida                                       59-2427012

          (State of Incorporation)                        (IRS Employer ID No.)

         4104 West Linebaugh Avenue
         Tampa, Florida                                        33624

        (Address of principal executive offices)             (Zip Code)

                                 (813) 961-8085
                               (Telephone Number)

                    ---------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

         As May 15, 1996, the aggregate market value of the partnership units held by non-affiliates of The Registrant was $1,456.00. The number of partnership shares outstanding as of August 14, 1996, was 1,456.

                            ENCO FLORIDA FUND, LTD.

                               Table of Contents


PART I    Financial Information                           Page No.

Item 1.     Financial Statement
            Balance Sheets                                   4
            Statements of Income                             5
            Statement of Stockholders' Equity                6
            Statement of Cash Flow                           7
            Notes of Financial Statements                 8-10

Item 2.   Management's Discussion and Analysis              11
            of Financial Condition and Results
            of Operations

Part II   Other Information                                 12

SIGNATURES                                                  12

                            ENCO FLORIDA FUND, LTD.
                              FINANCIAL STATEMENTS
                                 JUNE 30, 1996

                            ENCO FLORIDA FUND, LTD.
                            (A Limited Partnership)
                                 BALANCE SHEETS
                                  (Unaudited)
                                     ASSETS
                                              JUNE 30,           DECEMBER 31,
                                                1996                 1995
                                             ---------           ------------

Current Assets
    Cash and cash equivalents                $  37,849           $     29,615

Property, less accumulated depreciation of
    $150,683 in 1996 and $142,247 in 1995      946,036                954,471
                                             ---------           ------------

                                             $ 983,885           $    984,086
                                             =========           ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities                                  $     -0-           $        -0-


Partners' Capital
  General Partner
     Capital contributions net of
     offering costs                             32,140                 32,140
     Cumulative net income                       6,341                  6,123
     Cumulative cash distributions             (15,478)               (15,478)
                                             ---------           ------------

     General Partner Capital                    23,003                 22,785
                                             ---------           ------------

  Limited Partners
    Capital contributions net of
    offering costs                           1,251,114              1,251,114
    Cumulative net income                      627,792                606,229
    Cumulative cash distributions             (918,024)              (896,042)
                                             ---------           ------------
    Limited Partners' Capital                  960,882                961,301
                                             ---------           ------------
   Total Partners' Capital                     983,885                984,086
                                             ---------           ------------
                                             $ 983,885           $    984,086
                                             =========           ============

                       See notes to financial statements.

                             ENCO FLORIDA FUND, LTD.
                            (A Limited Partnership)
                              STATEMENTS OF INCOME

                                  SIX MONTHS ENDED         THREE MONTHS ENDED
                                      JUNE 30,                  JUNE 30,

                                   1996       1995          1996        1995
                                 --------    -------      --------   --------

Revenues
    Rental income                $ 41,578   $ 41,963      $ 20,789   $ 20,789
    Interest income                   -0-        -0-           -0-        -0-
                                 --------   --------      --------   --------
                                   41,578     41,963        20,789     20,789
                                 --------   --------      --------   --------

Cost and expenses
    General and Administrative     11,361      6,402         8,549      5,951
    Depreciation                    8,436      8,436         4,218      4,218
      Amortization                    -0-        -0-           -0-        -0-
                                 --------   --------      --------   --------
                                   19,797     14,843        12,797     10,169
                                 --------   --------      --------   --------

Net income                       $ 21,781  $  27,120      $  8,022   $ 10,620
                                 ========  =========      ========   ========

Net income per limited
partnership unit                 $     15  $      19      $      6   $      7
                                 ========  =========      ========   ========
Cash distribution per limited
partnership unit                 $     23  $      23      $     12   $     12
                                 ========  =========      ========   ========

Net income per limited partnership unit is based upon 1,456 units of limited partnership interests outstanding at June 30, 1996 and 1995, respectively.

                            See accompanying notes.

                            ENCO FLORIDA FUND, LTD.
                            (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     January 1, 1996 through June 30, 1996

                                         GENERAL        LIMITED        TOTAL
                                        PARTNER'S      PARTNERS'      PARTNERS'
                                         CAPITAL        CAPITAL        CAPITAL
                                        ---------      ---------      ---------

Partners' capital,
January 1, 1996                         $ 22,785      $ 961,301      $  984,086

Net income for the six months
    ended June 30, 1995                      218         21,563          21,781

Cash distribution to partners                -0-        (21,982)        (21,982)
                                        --------      ---------      ----------

Partner's capital,
June 30, 1996                           $ 23,003      $ 960,882      $  983,885
                                        ========      =========      ==========

                            See accompanying notes.


                            ENCO FLORIDA FUND, LTD.
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                         SIX MONTHS ENDED         THREE MONTHS ENDED
                                             JUNE 30,                  JUNE 30,

                                         1996         1995         1996          1995
                                      ---------    ---------    ---------    ----------
OPERATING ACTIVITIES
   Net income                         $  21,781    $  27,120    $  15,759    $   10,621

   Adjustments to reconcile net
      income to net cash provided
      by operating activities
      Decrease in security deposits                     (350)
      Depreciation & amortization         8,436        8,436        4,218        4,218
                                      ---------    ---------    ---------    ---------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                     30,217       35,206       17,977       14,839
                                     ----------    ---------    ---------    ---------

CASH FLOWS FROM
INVESTING ACTIVITIES
     None

CASH FLOWS FROM
FINANCING ACTIVITIES
   Distributions to partners            (21,984)     (33,968)      (5,000)     (16,984)
                                     ----------    ---------    ---------    ---------
NET INCREASE (DECREASE)
IN CASH AND CASH
EQUIVALENTS                               8,233        1,238      (12,977)      (2,145)

CASH AND CASH
EQUIVALENTS, BEGINNING
OF PERIOD                                29,615       26,735       24,872       30,118
                                    -----------    ---------    ---------    ---------
CASH AND CASH
EQUIVALENTS, END
OF PERIOD
                                      $  37,848    $  27,973    $  37,849    $  27,973
                                      =========    =========    =========    =========

                            See accompanying notes.

                            ENCO FLORIDA FUND, LTD.
                            (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

Enco Florida Fund, Ltd. (the "Partnership"), a Florida limited partnership, was formed on July 23, 1984, to invest in income-producing real estate in Florida. The Partnership Agreement provides that the Partnership will be dissolved no later than December 31, 2020. The sole general partner is Executive National Development Corporation, a Florida corporation. Activities through June 30, 1996, have been the sales of limited partnership units, the purchase of four parcels of real estate, and the sale of one of the parcels. The development stage activities terminated upon completion of the offering for sale of limited partnership units on October 28, 1987.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND DEPRECIATION
Property is carried at cost. Depreciation on buildings is calculated using the straight-line method over 31 1/2 years.

DISTRIBUTIONS
Profits and losses are allocated initially 99% to the Limited Partners, and 1% to the General Partner. Upon the return of a Limited Partners' initial capital contribution, thereafter, the General Partner will be entitled to 10% of profits and losses. Once Limited Partners have received their capital contributions plus a 21% cumulative, not compounded, average annual after-tax return (assumed 35% rate), thereafter, the General Partner will be entitled to 50% of the profits and losses.

Cash distributions are made quarterly from available cash after payment of expense at the discretion of the General Partner. The General Partner is entitled to receive 10% of distributions, and the limited partners receive 90%. Allocation to limited partners is based on the number of units held.

INCOME TAXES
No provision has been made for income taxes since the Partnership is not a taxable entity, and income taxes are the responsibility of the individual partners.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             ENCO FLORIDA FUND, LTD.
                            (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS


3.  PROPERTY UNDER OPERATING LEASES

Property under operating leases is as follows at June 30, 1996:

    a. Two properties consisting of an undeveloped parcel of land and an office condominium unit in Lakeland, Florida. Both properties are being marketed for sale or lease.

    b. One property is leased to a third party under a lease which is accounted for as an operating lease. This property consists of land and building leased to a fast-food restaurant. This third-party lease was assigned to the Partnership by the sellers in connection with the purchase of the property. Minimum future rentals on this non-cancellable operating lease as of March 31, 1996, is as follows:

    Year Ending December 31:

    1996                                62,367
    1997                                20,789
                                      --------

    Total minimum future rentals      $ 83,156
                                      ========

    Under terms of the lease agreement for the commercial property located in Bradenton Florida, the Partnership is entitled, in addition to minimum annual rentals of $83,156, to contingent rental income equal to 5% of the lessee's gross annual sales in excess of $1,385,933 payable annually each April 30. On December 11, 1991, the first option to extend the lease for five years was exercised. The lease is due to expire on March 31, 1997.

                             ENCO FLORIDA FUND, LTD.
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS


4.  RELATED PARTY TRANSACTIONS

The Partnership is to pay a management fee to the General Partner equal to 1% of Gross Operating Income From Operations, as defined in the Partnership Agreement.

The Partnership will pay a property management fee to the General Partner for property management services rendered with respect to properties owned by the Partnership. This fee may not exceed 5% of the gross revenues from residential properties under management and 6% of the gross receipts from industrial or commercial properties under management, as defined in the Partnership Agreement. The amount actually paid to the General Partner has been less than required and the General Partner has waived the additional compensation due it.


5.  PARTNERS' CAPITAL

The Partnership offered for sale 5,000 limited partnership units for $1,000 per unit. The offering concluded on October 28, 1987, two years after the effective date of the registration. A total of 1,456 units ($1,456,000) were sold during the offering.

                             ENCO FLORIDA FUND, LTD.
                             (A Limited Partnership)

                         PART I - FINANCIAL INFORMATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Rental income and costs remained consistent for the six month period ended June 30, 1996 and 1995. The partnership leases land and building in Bradenton, Florida to a Hardee's Food System, Inc. This lease expires in March, 1997 and the tenant does not intend to renew the lease. Accounts payable did not change.

LIQUIDITY

Cash on hand available for general and administrative expenses and partner distributions was $37,848 at June 30, 1996. Due to the notification that the tenant in Bradenton will not renew their lease, management feels that while there is sufficient cash available to meet all current general and administrative expenses, the partner distributions must be reduced until a new tenant is identified.

CAPITAL RESOURCES

The Partnership has an undeveloped parcel of land and an office condominium unit which are currently being marketed for sale or trade. Funds from any proposed sales could be used to increase cash reserves and cash distributions.

RESULTS OF OPERATIONS

The majority of the funds are invested in an undeveloped parcel of land, an office condominium, and commercial property leased to Hardee's Food Systems, Inc. A repositioning of the undeveloped parcel of land and the office condominium into a sale or trade for another income-producing property could further enhance the potential revenue from the properties.

                             ENCO FLORIDA FUND, LTD.
                             (A Limited Partnership)

                          PART II - OTHER INFORMATION


There is no additional information which needs to be reported from this section.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ENCO FLORIDA FUND, LTD.


________________________                          _____________________________
Date                                              Timothy M. Hohl, President