Form 10QSB
period 1996-09-30
ENCO FLORIDA FUND LTD
filed 1996-11-27
CIK 753551

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10QSB

                -------------------------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

                                 (813) 961-8085
                               (Telephone Number)

              ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

As of May 15, 1996, the aggregate market value of the partnership units held by non-affiliates of The Registrant was $1,456,00. The number of partnership shares outstanding as of November 7, 1996, was 1,456.

                            ENCO FLORIDA FUND, LTD.

                               Table of Contents


PART I              Financial Information                         Page No.

Item 1.              Financial Statement
                     Balance Sheets                                    4
                     Statements of Income                              5
                     Statement of Stockholders' Equity                 6
                     State of Cash Flow                                7
                     Notes to Financial Statements                   8-10

Item 2.             Managements's Discussions and Analysis            11
                     of Financial Condition and Results
                     of Operations

PART II             Other Information                                 12


SIGNATURES                                                            12

                            ENCO FLORIDA FUND, LTD.
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                            ENCO FLORIDA FUND, LTD.
                            (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS


                                     ASSETS
                                     ------


                                                 SEPTEMBER 30   DECEMBER 31
                                                     1996          1995
                                                 (UNAUDITED)    (AUDITED)
                                                 -----------    ---------

Current Assets
   Cash                                           $  50,279     $  29,615

Property, less accumulated
   depreciation of $154,901
   and $142,247 at December
   31, 1995.                                        941,817       954,471
                                                  ---------     ---------

                                                  $ 992,096     $ 984,086
                                                  =========     =========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


Liabilities                                       $       0     $       0

Partners' Capital
   General Partner
       Capital contributions net of
           offering costs                            32,140        32,140
       Cumulative net income                          6,473         6,123
       Cumulative cash distributions                (15,478)      (15,478)
                                                  ---------     ---------

       General Partner Capital                       23,135        22,785
                                                  ---------     ---------

   Limited Partners
       Capital contributions net of
           offering costs                         1,251,114     1,251,114
       Cumulative net income                        640,873       606,229
       Cumulative cash distributions               (923,026)     (896,042)
                                                  ---------     ---------

       Limited Partner Capital                      968,961       961,301
                                                  ---------     ---------

    Total Partners' Capital                         992,096       984,086
                                                  ---------     ---------

                                                  $ 992,096     $ 984,086
                                                  =========     =========

See accompanying notes.

                             ENCO FLORIDA FUND, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME



                                      NINE MONTHS ENDED        THREE MONTHS ENDED
                                        SEPTEMBER 30,             SEPTEMBER 30,
                                       1996        1995         1996         1995
                                     --------------------      --------------------
Revenues
    Rental income                    $62,367      $62,752      $20,789      $20,789
    Other                                  0            0            0            0
                                     -------      -------      -------      -------
                                      62,367       62,752       20,789       20,789
                                     -------      -------      -------      -------

Cost and Expenses
     General and administrative       14,719       10,886        3,359        4,479
     Depreciation                     12,654       12,654        4,218        4,218
                                     -------      -------      -------      -------
                                      27,373       23,540        7,577        8,697
                                     -------      -------      -------      -------

Net Income                           $34,994      $39,212      $13,212      $12,092
                                     =======      =======      =======      =======



Net income per limited
   partnership unit                  $    24      $    27      $     9      $     8
                                     =======      =======      =======      =======

Cash distribution per limited
   partnership unit                  $    19      $    35      $     3      $    12
                                     =======      =======      =======      =======

Net income per limited partnership unit is based on 1,456 units of limited partnership interests outstanding at September 30, 1996 and 1995.

See accompanying notes.


                             ENCO FLORIDA FUND, LTD.
                             (A LIMITED PARTNERSHIP)
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                   January 1, 1996 through September 30, 1996

                                          GENERAL       LIMITED          TOTAL
                                         PARTNER'S     PARTNERS'       PARTNERS'
                                          CAPITAL       CAPITAL         CAPITAL
                                         ---------     ---------       ---------
Partners' capital, January 1, 1996        $22,785      $ 961,301       $ 984,086


Net income for nine months ended
   September 30, 1996                         350         34,644          34,994


Cash distributions to partners                  0        (26,984)        (26,984)
                                          -------      ---------       ---------


Partners capital, September 30, 1996      $23,135      $ 968,961       $ 992,096
                                          =======      =========       =========

See accompanying notes.

                             ENCO FLORIDA FUND, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                 NINE MONTHS ENDED             THREE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                1996           1995            1996          1995
                                              --------       --------       --------       --------
OPERATING ACTIVITIES
    Net income                                $ 34,994       $ 39,212       $ 13,212       $ 12,092

    Adjustments to reconcile net income
       to net cash provided by operating
       activities
         Decerease in security deposits              0           (350)             0
         Depreciation                           12,654         12,654          4,218          4,218
                                              --------       --------       --------       --------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                            47,648         51,516         17,430         16,310
                                              --------       --------       --------       --------

CASH FLOWS FROM INVESTING
    ACTIVITIES                                       0              0              0              0
                                              --------       --------       --------       --------

CASH FLOWS FROM FINANCING
     ACTIVITIES
       Distributions to partners               (26,984)       (50,952)        (5,000)       (16,984)
                                              --------       --------       --------       --------

NET INCREASE (DECREASE) IN
     CASH                                       20,664            564         12,430           (674)

CASH AT BEGINNING OF PERIOD                     29,615         26,735         37,849         27,973
                                              --------       --------       --------       --------

CASH AT END OF PERIOD                         $ 50,279       $ 27,299       $ 50,279       $ 27,299
                                              ========       ========       ========       ========

See accompanying notes.

                             ENCO FLORIDA FUND, LTD.
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

Enco Florida Fund, Ltd. (the "Partnership"), a Florida limited partnership, was formed on July 23, 1984, to invest in income-producing real estate in Florida. The Partnership Agreement provides that the Partnership will be dissolved no later than December 31, 2020. The sole general partner is Executive National Development Corporation, a Florida corporation. Activities through September 30, 1996, have been the sales of limited partnership units, the purchase of four parcels of real estate, and the sale of one of the parcels. The development stage activities terminated upon completion of the offering for sale of limited partnership units on October 28, 1987.

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

                             ENCO FLORIDA FUND, LTD.
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS


3.  PROPERTY UNDER OPERATING LEASES

Property under operating leases is as follows at September 30, 1996:

    a. Two properties consisting of an undeveloped parcel of land and an office condominium unit in Lakeland, Florida. Both properties are being marketed for sale or lease.

    b. One property is leased to a third party under a lease which is accounted for as an operating lease. This property consists of land and building leased to a fast-food restaurant. This third-party lease was assigned to the Partnership by the sellers in connection with the purchase of the property. Minimum future rentals on non-cancellable operating lease as of September 30, 1996, is as follows:

        Year Ending December 31:

        1996                                           20,789
        1997                                           20,789
                                                     --------

        Total minimum future rentals                 $ 41,578
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

                            ENCO FLORIDA FUND, LTD.
                             (A Limited Partnership)

                         PART I - FINANCIAL INFORMATION


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Rental income and costs remained consistent for the nine month period ended September 30, 1996 and 1995. The partnership leases land and building in Bradenton, Florida to a Hardee's Food System, Inc. This lease expires in March, 1997 and the tenant has notified the Company of its intentions regarding renewal of the lease. Accounts payable did not change.

LIQUIDITY

Cash on hand available for general and administrative expenses and partner distributions was $50,279 at September 30, 1996. Due to the possibility that the tenant in Bradenton will not renew their lease, management feels that while there is sufficient cash available to meet all current general and administrative expenses, the partner distributions must be reduced until a new tenant is identified or the existing tenant renews the lease.

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


ENCO FLORIDA FUND, LTD.



____________________________            _________________________________
Date                                    Timothy M. Hohl, President